Form 10-K405
period 1999-12-31
NCT FUNDING CO LLC
filed 2000-04-14
CIK 1082255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1999
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
         For The Transition Period From ________________ to ________________

                        Commission File Number 333-74847
                   NEWCOURT EQUIPMENT TRUST SECURITIES 1999-1

     A DELAWARE                           I.R.S. EMPLOYER IDENTIFICATION
       TRUST                              No. 22-3634034


                          c/o AT&T Capital Corporation
                 2 Gatehall Drive, Parsippany, New Jersey 07054
                         Telephone Number (973) 606-3500
                               ------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                        Name of exchange on
                                             which registered
---------------------                         -------------------
Receivable-Backed Notes                                   None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X     NO
                                      -------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( x )

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing. Not Applicable

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                             TABLE OF CONTENTS


                                  PART I
   Item                          Description                      Page


    2.    Properties                                                1
    3.    Legal Proceedings                                         1
    4.    Submission of Matters to a Vote of Security-Holders       1


                                  PART II

    5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                      1
    9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                      1


                                  PART III

  12.     Security Ownership of Certain Beneficial Owners and
            Management                                              2
  13.     Certain Relationships and Related Transactions            2


                                  PART IV

  14.     Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                             2


                                     PART I

ITEM 2.  PROPERTIES

         The Trust owns no physical properties.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matter has been submitted to a vote of the holders of the Newcourt Equipment Trust Securities 1999-1 (the "Trust") Receivable-Backed Notes or Equity Certificate through the solicitation of proxies or otherwise.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         There is no established public trading market for the Equity Certificate of the Trust. As of December 31, 1999, the number of holders of record were as follows: Equity Certificate: 1. As of December 31, 1999, no monthly distribution had been made to the holder of the Equity Certificate.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Not Applicable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        a) Documents filed as a part of the report:


           (3) Exhibits:

               99(a) Report of Independent Public Accountants.

               99(b) Management Assertion pursuant to Section 9.04 of the
                     Pooling and Servicing Agreement dated August 1, 1999 between Newcourt Equipment Trust Securities 1999-1, Newcourt Funding Company, L.L.C, AT&T Capital Corporation, and The Chase Manhattan Bank

           23) Independent Auditors' Consent


         b) Current Reports on Form 8-K:

            None

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEWCOURT EQUIPMENT TRUST SECURITIES 1999-1

                                      By: AT&T Capital Corporation, as Servicer

                                               By: Glenn A. Votek
                                                   Glenn A. Votek
                                                   Executive Vice President and
                                                   Treasurer

April 13, 2000

                                  EXHIBIT INDEX


Exhibit No.

        99(a)   Report of Independent Public Accountants.

        99(b)   Management Assertion.

           23)  Independent Auditors' Consent.